Form 10-Q
period 2014-03-31
Madison & 51st, Inc.
filed 2014-05-15
CIK 1597891

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55147

 MADISON & 51ST, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4504580
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Jonathan Cross
575 Madison Avenue Tenth Floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 367-7079

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2014, the issuer had 250,000 shares of its common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MADISON & 51ST, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2014
AND FOR THE PERIOD FROM JANUARY 6, 2014
(DATE OF INCEPTION) THROUGH MARCH 31, 2014

MADISON & 51ST, INC.
(A Development Stage Company)
Balance Sheets

	As of March 31, 2014 (Unaudited)	As of January 24, 2014
ASSETS
Current Assets

Cash	$100	$100

Total Current Assets	100	100

TOTAL ASSETS	$100	$100

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Due to Stockholder	$2,000	$2,000

Total Current Liabilities	2,000	2,000

TOTAL LIABILITIES	2,000	2,000

Stockholder’s Equity (Deficit)
Preferred stock, ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 250,000 shares issued and outstanding as of March 31, 2014)	25	25

Paid in Capital	75	75

Deficit accumulated during development stage	(2,000)	(2,000)
Total Stockholder’s Equity (Deficit)	(1,900)	(1,900)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$100	$100

See Notes to Financial Statements

MADISON & 51ST, INC.
(A Development Stage Company)
Statements of Operations

January 6, 2014 (inception) through March 31, 2014 (unaudited)

Revenues

Revenues	$-

Total Revenues	-

General & Administrative Expenses	2,000

Organization and related expenses	-

Total General & Administrative Expenses	2,000

Net Loss	$(2,000)
Basic loss per share	(0.01)

Weighted average number of common shares outstanding	250,000

See Notes to Financial Statements

MADISON & 51ST, INC.
(A Development Stage Company)
Statement of Cash flows

January 6, 2014 (inception) through March 31, 2014 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,000)

Changes in Working Capital:

Increase in due to stockholder	2,000

Net cash provided by (used in) operating activities	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	100

Net cash provided by (used in) financing activities	100

Net increase (decrease) in cash	100

Cash at beginning of period	-

Cash at end of period	100

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

See Notes to Financial Statements

MADISON & 51ST, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD FROM JANUARY 6, 2014 (inception) THROUGH MARCH 31, 2014

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

MADISON & 51ST, INC. (the “Company”) was incorporated under the laws of the State of Delaware on January 6, 2014 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board ASC 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. It is suggested that these financial statements be read in conjunction with the financial statements and financial notes included in the Company’s Form 10 filed with the SEC on February 19, 2014 for the period ended January 24, 2014.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations prior to March 31, 2014. Currently, the Company has no tax returns open for examination.

Basic Earnings (Loss) per Share

In February 1997, the FASB issued ASC 260, “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. It requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective January 6, 2014 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow. A recent FASB proposal will reduce the complexity of reporting for these companies by eliminating the “inception to date” information.

Start Up Costs

Expensed as incurred.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company’s sole shareholder, BlackPool Acquisitions, LLC (“BlackPool Acquisitions”) purchased 250,000 of the Company’s Common Shares during the period the value of which was $100. During the quarter BlackPool Acquisitions paid $2,000 for general and administrative expenses and allowed the Company to utilize office space. BlackPool Acquisitions has also committed to paying all expenses incurred by the Company through the date of the completion of a business transaction as noted in Note 1.

NOTE 4.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 250,000 shares of common stock for $100 to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2014.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 250,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 10,000,000 shares authorized; but not issued and outstanding.

NOTE 5. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2014.

NOTE 6.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 25, 2014, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Liquidity and Capital Resources

We plan to measure our future liquidity needs primarily by the cash available to fund a business combination. We are evaluating various means of raising our initial capital, including through the sale of equity securities. There is no guarantee that the Company will be able to raise any amount of capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to complete a Business Combination.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our President, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the period ended March 31, 2014.  Based on that evaluation, our President concluded that no change occurred in the Company's internal controls over financial reporting during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s registration Statement on Form 10 as amended on April 4, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mining Safety Disclosures

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	3/27/14
3.2	By-Laws		10		3.2	3/27/14
4.1	Specimen Stock Certificate	X	10		4.1
31	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Document	X
101.LAB*	XBRL Taxonomy Extension Label Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Document	X
101.DEF*	XBRL Taxonomy Extension Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison & 51st, Inc.

Dated: April 25, 2014

By: /s/ Jonathan Cross Jonathan Cross, President (Principal Executive Officer) Member Board of Directors