Form 10-Q
period 2014-06-30
Madison & 51st, Inc.
filed 2014-08-12
CIK 1597891

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2014, the issuer had 250,000 shares of its common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MADISON & 51ST, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF June 30, 2014
AND FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND

THE PERIOD JANUARY 6, 2014

 (date of inception)

THROUGH JUNE 30, 2014

MADISON & 51ST, INC.
(A Development Stage Company)
Balance Sheets

	As of June 30, 2014 (Unaudited)	As of January 24, 2014 (Unaudited)
ASSETS
Current Assets

Cash	$100	$100

Total Current Assets	100	100

TOTAL ASSETS	$100	$100

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities

Accounts Payable	$3,150	2,000
Due to Stockholder	$1,000	$-

Total Current Liabilities	4,150	2,000

TOTAL LIABILITIES	4,150	2,000

Stockholder’s Equity (Deficit)
Preferred stock, ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 250,000 shares issued and outstanding as of January 24, 2014 and June 30, 2014)	25	25

Paid in Capital	75	75

Deficit accumulated during development stage	(4,150)	(2,000)
Total Stockholder’s Equity (Deficit)	(4,050)	(1,900)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$100	$100

See Notes to Financial Statements

MADISON & 51ST, INC.
(A Development Stage Company)
Statements of Operations

	Three Months Ended June 30, 2014 (unaudited)	For the Period January 6, 2014 (Date of Inception) through June 30, 2014 (unaudited)

Revenues

Revenues	$-	-

Total Revenues	-	-

General & Administrative Expenses	2,650	4,650

Organization and related expenses	-	-

Total General & Administrative Expenses	2,650	4,650

Net Loss	$(2,650)	(4,650)
Basic loss per share	(0.01)	(0.02)

Weighted average number of common shares outstanding	250,000	250,000

See Notes to Financial Statements

MADISON & 51ST, INC.
(A Development Stage Company)
Statement of Cash flows

	April 1, 2014 through June 30, 2014 (unaudited)	For the Period January 6, 2014 (Date of Inception) through June 30, 2014 (unaudited

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,650)	(4,650)

Changes in Working Capital:

Increase in accounts payable	1,650	3,650

Increase in due to stockholder	1,000	1,000

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	-	100

Net cash provided by (used in) financing activities	-	100

Net increase (decrease) in cash	-	-

Cash at beginning of period	100	-

Cash at end of period	100	100

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	-
Income taxes paid	$-	-

See Notes to Financial Statements

MADISON & 51ST, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2014 AND

PERIOD FROM INCEPTION (JANUARY 6, 2014) THROUGH JUNE 30, 2014

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Entity” as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic ACS 915 (“ASC 915”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and pursuant to the regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10, Amendment No. 1, filed with the SEC on April 8, 2014 for the period ended January 24, 2014.

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations prior to June 30, 2014. Currently, the Company has no tax returns open for examination.

Basic Earnings (Loss) per Share

U.S. GAAP specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. It requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Impact of New Accounting Standards

In June 2014, the FASB issued an amendment to ASC 915. The Company is currently evaluating this amendment, which is effective for annual periods beginning after December 15, 2014. The Company does not expect the adoption of this recently issued accounting pronouncement to have a significant impact on the results of its operations, financial position, or cash flows.

Start Up Costs

Expensed as incurred.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company’s sole shareholder, BlackPool Acquisitions, LLC (“BlackPool Acquisitions”) purchased 250,000 of the Company’s Common Shares during the period ended March 31, 2014, the value of which was $100. During the current quarter BlackPool Acquisitions allowed the Company to utilize office space. BlackPool Acquisitions has committed to paying all expenses incurred by the Company through the date of the completion of a business transaction as noted in Note 1.

NOTE 4.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 250,000 shares of common stock for $100 to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2014.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 250,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 10,000,000 shares authorized; none issued and outstanding.

NOTE 5. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of June 30, 2014.

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

Changes in internal controls

Our management, with the participation our President, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the period ended June 30, 2014.  Based on that evaluation, our President concluded that no change occurred in the Company's internal controls over financial reporting during the period ended June, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s registration Statement on Form 10 as amended on April 8, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mining Safety Disclosures

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
33	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
34	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Document	X
101.LAB*	XBRL Taxonomy Extension Label Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Document	X
101.DEF*	XBRL Taxonomy Extension Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison & 51st, Inc.

Dated: August 12, 2014

By: /s/ Jonathan Cross Jonathan Cross, President (Principal Executive Officer) Member Board of Directors