Form 10-Q
period 2014-09-30
Madison & 51st, Inc.
filed 2014-11-06
CIK 1597891

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2014, the issuer had 250,000 shares of its common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MADISON & 51ST, INC.

FINANCIAL STATEMENTS

 AS OF SEPTEMBER 30, 2014

AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND

THE PERIOD JANUARY 6, 2014 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2014

MADISON & 51ST, INC.

Balance Sheets

	As of September 30, 2014 (Unaudited)	As of January 24, 2014
ASSETS
Current Assets

Cash	$100	$100

Total Current Assets	100	100

TOTAL ASSETS	$100	$100

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$1,000	$-

Due to Stockholder	5,150	2,000

Total Current Liabilities	6,150	2,000

TOTAL LIABILITIES	6,150	2,000

Stockholder’s Equity (Deficit)
Preferred stock, ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 250,000 shares issued and outstanding as of September 30, 2014)	25	25

Paid in Capital	75	75

Deficit accumulated during development stage	(6,150)	(2,000)
Total Stockholder’s Equity (Deficit)	(6,050)	(1,900)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$100	$100

 See Notes to Financial Statements

MADISON & 51ST, INC.

Statements of Operations

	Three Months Ended September 30, 2014 (unaudited)	For the Period January 6, 2014 (Date of Inception) through September 30, 2014 (unaudited)

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses	1,500	6,150

Organization and related expenses	-	-

Total General & Administrative Expenses	1,500	6,150

Net Loss	$(1,500)	$(6,150)
Basic loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	250,000	250,000

See Notes to Financial Statements

MADISON & 51ST, INC.

Statements of Cash flows

	Three Months Ended September 30, 2014 (unaudited)	For the Period January 6, 2014 (Date of Inception) through September 30, 2014 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,500)	$(6,150)

Changes in working capital:

Accounts Payable	$500	1,000

Due to Stockholder	1,000	5,550

Net cash provided by (used in) operating activities	(1,500)	(6,150)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	-	100

Net cash provided by (used in) financing activities	-	100

Net increase (decrease) in cash	-	100

Cash at beginning of year	100

Cash at end of year	100	100

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued	-	100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

MADISON & 51ST, INC.

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

AND THE PERIOD JANUARY 6, 2014 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2014

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements should be read in conjunction with the statements and notes included in the Company’s Form 10 filed with the SEC on February 19, 2014. There have been no changes in significant accounting policies since January 24, 2014.

Basis of Accounting

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2014. Currently, the Company has no tax returns open for examination.

Basic Earnings (Loss) per Share

In February 1997, the FASB issued ASC 260, “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective (inception).

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

Accounting Standard update 2014-10 issued in June 2014, removes the financial reporting distinction between development stage companies and other reporting entities. The Amendment is for public business entities is effective with an annual reporting period beginning after December 15, 2014. Early implementation was available to the company and it has elected early implementation.

Start Up Costs

Expensed as incurred.

NOTE 3. RELATED PARTY TRANSACTIONS

During the quarter BlackPool Acquisitions allowed the Company to utilize office space. BlackPool Acquisitions has also committed to paying all expenses incurred by the Company through the date of the completion of a business transaction as noted in Note 1.

NOTE 4.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 250,000 shares of common stock for $100 to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2014.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 250,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 10,000,000 shares authorized; but none issued or outstanding.

NOTE 5. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of September 30, 2014.

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

Overview

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our President, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2014.  Based on that evaluation, our President concluded that no change occurred in the Company's internal controls over financial reporting during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mining Safety Disclosures

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison & 51st, Inc.

Dated: October 6, 2014

By: /s/ Jonathan Cross Jonathan Cross, President (Principal Executive Officer) Member Board of Directors